Form 10-K
period 2004-12-31
Trust, Asset Backed Notes
filed 2005-03-30
CIK 1297379

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-111443-01



        Mid-State Capital Corporation
        2004-1 Trust

       (Exact name of registrant as specified in its charter)



   Delaware                                       13-6062916
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o The Bank of New York, as Indenture Trustee
       101 Barclay Street, 8 West
       New York NY 				   10286



  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 815-3956


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.


  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X     No  ____



  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).


	Yes  ____     No X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.




  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



    Documents Incorporated by Reference



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.




                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            Not applicable.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Issuer created under the Amended and Restated Trust Agreement, the Indenture Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5. Market for registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.


            Records provided to the Issuer by the DTC and the Trustee indicate that as of December 31, 2004, the number of holders of record for each class of Notes were as follows:


             Class A                           1
             Class M-1                         1
             Class M-2                         1
             Class B                           1

             Total:                            4


  Item 6.  Selected Financial Data.

            Omitted.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            Omitted.



  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.

  Item 9B. Other Information.

	    None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2004




    (99.2) Annual Statements of Compliance under the Servicing
	   Agreement for the year ended December 31, 2004.





    (99.3) Aggregate Statement of Principal and Interest Distributions to
	   Noteholders.





   (b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.





   (c) Not applicable.




                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:




    Mid-State Capital Corporation
    2004-1 Trust
    (Registrant)



  Signed:  Mid-State Capital Corporation, as depositor


  By:    Kimberly Perez

  By:   /s/  Kimberly Perez

  Title: Chief Financial Officer

  Dated: March 29, 2005

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Noteholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Noteholder with respect to any annual or other meeting of Noteholders.




   Exhibit Index

    Exhibit No.

     (31.1)	Rule 13a-14(a)/ 15d-14 (a) Certification

     (99.1) 	Annual Independent Accountants' Servicing Reports
		concerning servicing activities for the year ended
		December 31, 2004.

     (99.2)	Annual Statements of Compliance under the Servicing
		Agreement for the year ended December 31, 2004.

     (99.3)	Aggregate Statement of Principal and Interest
		Distributions to Noteholders.



							Exhibit 31.1

				CERTIFICATION

		    MID-STATE CAPITAL CORPORATION 2004-1 Trust



I ,Kimberly Perez, the Chief Financial Officer of Mid-State
Capital Corporation, certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Mid-State Capital Corporation, 2004-1 Trust.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the servicing agreement for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the indenture trustee in accordance with the terms of the servicing agreement and based upon the review required under the servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard, as set forth in the servicing agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by The Bank of New York.



By:  /s/ Kimberly Perez

Name: Kimberly Perez

Title: Chief Financial Officer

Dated:  March 29, 2005



Ex-99.1

Report of Independent Registered Certified Public Accounting Firm




To the Board of Directors:



We have examined management's assertion about Mid State Homes, Inc.
("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of the America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.
We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.




/s/ PricewaterhouseCoopers LLP
February 28, 2005
Tampa, Florida



								Exhibit 1

MSH

           Mid State Homes Inc. 4211 W. Boy Scout Blvd. Tampa FL 33607

		Managements Assertion Concerning Compliance
	   	  with USAP Minimum Servicing Standards


As of and for the year ended December 31, 2004, Mid State Homes, Inc. ("the Company"), a wholly owned subsidiary of Walter Industries, Inc., has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), except for as noted below.

  We believe that the following minimum servicing standards are not applicable to the Company:
	- III-5 and IV-1 related to investors who purchase mortgage backed and asset backed bonds

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $25,000,000 and $5,000,000 respectively.






By:	/s/ Joseph J. Troy
Name:	 Joseph J. Troy
Title:	 President
Dated:	 February 23, 2005



By:	/s/ Kimberly Perez
Name:	 Kimberly Perez
Title:	 Executive Vice President Chief Financial Officer
Dated:	 February 23, 2005

Ex-99.2

				ANNUAL CERTIFICATE



Pursuant to Section 3.02 of the Servicing Agreement dated as of July 15, 2004 among Mid State Capital Corporation 2004-1 Trust, as Issuer, Mid-State Homes, Inc., as Servicer and The Bank of New York, as Indenture Trustee, the undersigned hereby certify that:

	1 	each of us has read and is familiar with the conditions
		and convenants contained in the Servicing Agreement;

	2	the statement or opinions herein contained are based upon
		examinations or investigations of the affairs and operations of the Servicer during the period beginning July 15, 2004 and ending December 31, 2004 made under the supervision of the undersigned in the discharge of their duties as officers of the Servicer;

	3	in our opinion, such examinations and investigations are
		sufficient to express an informed opinion as set forth in (4) below;

	4 	to the best of our knowledge the Servicer has kept, observed,
		performed and fulfilled each and every obligation contained in said Servicing Agreement and no Default by the Servicer has occurred and is continuing.



				    MID STATE HOMES, INC.



				    By:	  /s/ J.H. Kelly
				    Name:  J.H. Kelly
				    Title: Senior Vice President
				    Dated: March 15, 2005



				    By:	  /s/ K.A. Perez
				    Name:  K.A. Perez
				    Title: Senior Vice President
				    Dated: March 15, 2005






  Ex-99.3
   Schedule of Year-To-Date Principal and Interest Distributions to
   Noteholders



   Class                            Interest          Principal               Losses            Ending Balance
   A                           4,388,238.09        12,345,640.16                0.00            167,905,359.84
   M1                          1,271,737.88         3,306,900.92                0.00             44,975,099.08
   M2                          1,138,244.85         2,369,938.81                0.00             32,232,061.19
   B                           1,132,358.52         2,149,465.05                0.00             29,233,534.95